Form 10-K/A
period 1995-12-31
RYLAND MORTGAGE SECURITIES CORP SERIES 1995-1 MORT PARTICIP
filed 1997-10-02
CIK 943630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period from February 28, 1995(INCEPTION) to February 28, 1996

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  0-15483/33-75416

                 Ryland Mortgage Securities Corproation, Mortgage
                    Participation Securities, Series 1995-1
             (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-6737487
(I.R.S. Employer Identification No.)

c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                     21044
(Address of principal executive                 (Zip Code)
offices)

Registrant's telephone number, including area code (410) 884-2000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                No



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on April 1, 1996, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Ryland Mortgage Securities Corporation, Mortgage Participation Securities, Series 1995-1, (the "Trust"), established pursuant to the Trust Agreement (the "Trust Agreement") among Ryland Mortgage Securities Corporation, as Seller, (the "Seller"), Norwest Bank Minnesota, N.A., as Securities Administrator, ( the "Securities Administrator"), as successor to Ryland Mortgage Company, and Texas Commerce Bank National Association, as Trustee (the "Trustee") pursuant to which Ryland Mortgage Securities Corporation, Mortgage Participation Securities, Series 1995-1, the certificates registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item  14.  Exhibits,  Financial  Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

               (a) No  Exhibit will be attached as the holdings of the Trust are restricted to securities only. The Annual Report of Independent Public Accountants, and Management Assertion Letter are inapplicable as a result.


          99.2 Management Assertion Letter:

               (a) No  Exhibit will be attached as the holdings of the Trust are restricted to securities only. The Annual Report of Independent Public Accountants, and Management Assertion Letter are inapplicable as a result.


          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

               (a) The Annual Statement of Compliance   is  not  applicable  for
                   1995.

     (b)  Omitted.

     (c)  Omitted.

     (d)  Omitted.





                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


             Ryland Mortgage Securities Corporation, Series 1995-1,
                        Mortage Participation Securities


                       By: Norwest Bank Minnesota, N.A., (as successor to
                           Ryland Mortgage Securities Corporation),
                           as Securities Administrator

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice President
                    Dated: October 1, 1997